Form 10-K
Novastar Mortgage Funding Trust, Series 2006-6
filed 2007-03-29
CIK 1381470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

                   Commission file number: 333-134461-05

                 NovaStar Mortgage Funding Trust, Series 2006-6
          (Exact name of issuing entity as specified in its Charter)

                     NovaStar Mortgage Funding Corporation
           (Exact name of depositor as specified in its Charter)

                           NovaStar Mortgage Inc.
             (Exact name of sponsor as specified in its Charter)

                  Delaware                                  48-1195807
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          8140 Ward Parkway, Suite 300
          Kansas City, Missouri                          64114
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (816) 237-7000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     Not Applicable.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Additional Items Required by General Instruction J (2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.
     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     In December 2005, a putative class action was filed against NovaStar Mortgage,Inc.("NMI") in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney's fees. On October 31, 2006, the district court granted plaintiffs' motion to certify a Washington state class. NMI sought to appeal the grant of class certification; however, a panel of the Ninth Circuit Court of Appeals denied the request for interlocutory appeal so review of the class certification order must wait until after a final judgment is entered, if necessary. The case is set for trial on April 23, 2007.
     NMI believes that it has valid defenses to plaintiffs' claims and it intends to vigorously defend against them.

     In addition, NMI is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action or individual claims for violations of the RESPA, FLSA, federal and state laws prohibiting employment discrimination, federal and state laws prohibiting discrimination in lending and federal and state licensing and consumer protection laws.

     While management, including internal counsel, currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on NMI financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on NMI financial condition and results of operations.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibit 33.

     The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

            The Servicer has reported material noncompliance with applicable servicing criteria. The Servicer's report on assessment of compliance is attached as Exhibit 33.1.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Item 15, Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3) [Provide any additional Exhibits as required pursuant to Regulation S-K]

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 34.1 Servicer's Annual Attestation Report on
             Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

             Exhibit 34.2 Trustee's Annual Attestation Report on
             Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

             Exhibit 34.3 Custodian's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

             Exhibit 35.1 Servicer's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.











                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: NovaStar Mortgage Funding Corporation
                             as Depositor on behalf of the Registrant


                                      By:  /s/: Matt Kaltenrieder
                                           Matt Kaltenrieder
                                           Vice President


     Date: March 28, 2007










     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Servicer's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2006.

      34.2 Trustee's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year
           End December 31, 2006.

      34.3 Custodian's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2006.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2006.